Form 10-K
CSFB ACCEPTANCE CORP HOME EQUITY LOAN BACK NOTES SER 2003-A
filed 2004-03-29
CIK 1219082

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2003

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-65554-10

Credit Suisse First Boston Mortgage Acceptance Corp.
(Exact name of registrant as specified in its charter)

Delaware                          13-3460894
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

11 Madison Avenue, 4th Floor
New York, NY                                             10010
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           212-325-2000

IRWIN WHOLE LOAN HOME EQUITY TRUST
HOME EQUITY LOAN BACK NOTES Series 2003-A
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
      Yes           X - No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

      As of December 31, 2003, the Trust had Thirty-two (32) holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.

Item 14. Principal Accounting Fees and Services.

      Not applicable.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
               99.1 Annual Statement of Compliance
               99.2 Report of Independent Accountants
               99.3 Report of Management


      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      March 25, 2003; April 25, 2003; May 27, 2003; June 25, 2003;
      July 25, 2003; August 25, 2003; September 25, 2003;
      October 27, 2003; November 25, 2003; December 26, 2003

      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN WHOLE LOAN HOME EQUITY TRUST
HOME EQUITY LOAN BACK NOTES Series 2003-A

      /s/  _______________________________

      Name:  Andrew Kimura

      Title:  President

      Company:  Credit Suisse First Boston Mortgage Securities Corp.

      Date:  ____________________________



Sarbanes-Oxley Certification

I, Andrew Kimura, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of IRWIN WHOLE LOAN HOME EQUITY TRUST
HOME EQUITY LOAN BACK NOTES Series 2003-A

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank National Association, as Indenture Trustee
Irwin Union Bank and Trust Company, as Servicer




Date:               ____________________________

Signature:          ____________________________

Company:            Credit Suisse First Boston Mortgage Securities Corp.

Title:              President


                    EXHIBIT INDEX

     Exhibit Number Description
               99.1 Annual Statement of Compliance
               99.2 Report of Independent Accountants
               99.3 Report of Management

       EXHIBIT 99.1 -- Servicer's Annual Statement of Compliance

OFFICER'S CERTIFICATE OF THE SERVICER
RE: ANNUAL STATEMENT AS TO COMPLIANCE

The undersigned, each a duly authorized representative of Irwin Union Bank and Trust Company as Servicer ("Servicer") pursuant to the Servicing Agreement dated as of February 1, 2003, by and among Irwin Union Bank and Trust Company as Servicer, Irwin Whole Loan Home Equity Trust 2003-A as Issuer, and U.S. Bank National Association as Indenture Trustee (as such agreement may be amended, supplemented or otherwise modified from time to time, the "Servicing Agreement"), do hereby certify as follows:

A.	Capitalized terms used in this Certificate have their respective
	meanings set forth in the Servicing Agreement. References herein to certain Sections and Subsections are references to the respective Sections and Subsections of the Servicing Agreement.

B.	This Certificate is being delivered pursuant to Section 3.10 of the
	Servicing Agreement.

C.	The Servicer is the Servicer under the Servicing Agreement.

D.	The undersigned are duly authorized Officers of the Servicer.

E.	A review of the activities of the Servicer during the 2003 fiscal
	year and of its performance under the Servicing Agreement has been made under our supervision.

F.	To the best of our knowledge, based on the above-mentioned review,
	the Servicer has fulfilled all of its obligations under the Servicing Agreement and any applicable Supplements throughout the 2003 fiscal year.

IN WITNESS WHEREOF, the Servicer has caused this Certificate to be executed and delivered on its behalf by its duly authorized officers on this 24th day of March, 2004.

IRWIN UNION BANK AND TRUST COMPANY


Attest: /s/ Lorraine Sumulong
	    Lorraine Sumulong
	    Assistant Secretary

By:	/s/ Edwin K. Corbin
	    Edwin K. Corbin
	    Vice President - Home Equity Lending


       EXHIBIT 99.2 -- Report of Independent Accountants

PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1300
650 Third Avenue South
Minneapolis MN 55402
Telephone (612) 596 6000
Facsimile (612) 373 7160

Report of Independent Auditors


To the Board of Directors and Stockholders of Irwin Financial Corporation:


We have examined management's assertion about Irwin Financial Corporation and its subsidiaries, including Irwin Home Equity (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP

February 19,2004


       EXHIBIT 99.3 -- Report of Management

Irwin Home Equity
12677 Alcosta Blvd.
Suite 500
San Ramon, CA 94583-4427
925.277.2001
925.277.0481 Fax

Irwin Home Equity

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

As of and for the year ended December 31, 2003, Irwin Home Equity, a majority owned subsidiary of Irwin Union Bank and Trust Company have complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $34,000,000 and $20,000,000 respectively.


/s/ Edwin K. Corbin
Edwin K. Corbin
Chief Financial Officer


/s/ Jocelyn Martin-Leano
Jocelyn Martin-Leano
Senior Vice President - Loan Servicing