Form 10-K/A
CSFB ACCEPTANCE CORP HOME EQUITY LOAN BACK NOTES SER 2003-A
filed 2004-03-30
CIK 1219082

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

      /s/  Andrew Kimura

      Name:  Andrew Kimura

      Title:  President

      Company:  Credit Suisse First Boston Mortgage Securities Corp.

      Date:  March 26, 2004



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




Date:               March 26, 2004

Signature:          /s/ Andrew Kimura

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